Form 10KSB
period 2004-12-31
IN FULL AFFECT INC
filed 2005-04-15
CIK 1105303

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To



                         Commission file number 0-29545

                              In Full Affect, Inc.
                 (Name of small business issuer in its charter)

                    Nevada                             86-0972630
          State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization            Identification No.)

               2920 N. Swan Road, Suite 206, Tucson, Arizona 85712
--------------------------------------------------------------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         At March 31, 2005, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 31, 2005, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended December 31, 2004: $0

At March 31, 2005, the number of shares of common stock outstanding was 1,000,000.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS


Item Number and
Caption                                                                                                      Page

PART I

Item 1.  Description of Business..................................................................................4

Item 2.  Description of Property..................................................................................5

Item 3.  Legal Proceedings 5

Item 4.  Submission of Matters to a Vote of Security Holders......................................................5


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.................................................6

Item 6.  Management's Discussion and Analysis or Plan of Operations...............................................7

Item 7.  Financial Statements....................................................................................10

Item 8.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................10

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................10

Item 10. Executive Compensation..................................................................................11

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................12

Item 12. Certain Relationships and Related Transactions..........................................................12

Item 13. Exhibits and Reports on Form 8-K........................................................................13

Item 14. Controls and Procedures.................................................................................14

Item 15. Principal Accountant Fees and Services..................................................................14

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

RESULTS OF OPERATIONS - During the period from October 20, 1999 through December 31, 2004, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2004, reflects a current asset value of $0.00, and a total asset value of $0.00.

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

SUBSEQUENT EVENT

         During the first quarter of 2005, the Company entered into an agreement to merge with Select Media Communications, Inc., a Delaware corporation with its principal offices located in New York. In anticipation of the merger, Select Media Communications, Inc. reincorporated in Wyoming as Select Media Communications, Inc. and then changed its corporate name to In Full Affect, Inc. Before consummation of the proposed merger, the Company learned that Select Media Communications, Inc. was the subject of an SEC administrative proceeding resulting from its failure to file required periodic reports with the SEC. After reviewing the situation, the Company concluded not to complete the proposed merger with the Wyoming corporation and the proposed merger was abandoned. As a result, the Company has no connection to or ownership in Select Media Communications, Inc. or the Wyoming corporation named In Full Affect, Inc and Select Media Communications, Inc. and the Wyoming In Full Affect, Inc. have no connection to, common ownership with or common officers or directors with the Company. The Company has been advised that the Wyoming corporation currently named In Full Affect, Inc. intends to change its name back to Select Media Communications, Inc. and to merge back into the Delaware corporation of the same name.

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


                                    PART III


               ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

--------------------------------------------------------------------------------------------------------------------
DIRECTOR'S   NAME                 AGE                    OFFICE                            TERM EXPIRES
--------------------------------------------------------------------------------------------------------------------
Daniel L. Hodges                  39             President and Director                next annual meeting
--------------------------------------------------------------------------------------------------------------------

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

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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


                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock of the Company as of December 31, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


--------------------------------------------------------------------------------------------------------------------
NAME AND ADDRESS
OF BENEFICIAL OWNERS /           NATURE OF               SHARES
DIRECTORS                        OWNERSHIP                OWNED              PERCENT
--------------------------------------------------------------------------------------------------------------------
Daniel L. Hodges                 Common Stock            800,000               80%
11601 Lusitano Place
Tucson, AZ 85748
--------------------------------------------------------------------------------------------------------------------
Officers and Directors           Common Stock                     -0-          0%
As a Group (one)
--------------------------------------------------------------------------------------------------------------------


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

1. Financial Statements Page

Robison, Hill & Co.'s Independent Auditor's Report                 F - 1

Balance Sheets
  December 31, 2004 and 2003                                       F - 2

Statements of Operations for the
  Years Ended December 31, 2004 and 2003                           F - 3

Statement of Stockholders' Equity
 Since July 2, 1997 (inception) to December 31, 2004               F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003                           F - 5

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

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of In Full Affect, Inc. have concluded that In Full Affect, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in In Full Affect, Inc.'s internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

--------------------------------------------------------------------------------------------------------
                          Service                               2004                      2003
----------------------------------------------         -------------------------------------------------
               Audit Fees                                              $9,000                 $       -
               Audit-Related Fees                                           -                         -
               Tax Fees                                                     -                         -
               All Other Fees                                               -                         -
--------------------------------------------------------------------------------------------------------
               Total                                                   $9,000                 $       -
========================================================================================================

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

                              IN FULL AFFECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                      Page

Independent Auditor's Report...........................................F - 1

Balance Sheets
  December 31, 2004 and 2003...........................................F - 2

Statements of Operations for the
  Years Ended December 31, 2004 and 2003...............................F - 3

Statement of Stockholders' Equity
 Since July 2, 1997 (inception) to December 31, 2004...................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003...............................F - 5

Notes to Financial Statements..........................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


In Full Affect, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of In Full Affect, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended December 31, 2004, and the statement of stockholders' equity from July 2, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Full Affect, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 31, 2005

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $           10,650  $              818
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31,
    2004 and 2003                                                                         1,000               1,000
  Paid-In Capital                                                                         3,588               3,588
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                   (14,038)             (4,206)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (10,650)               (818)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                      since
                                                                                   October 20,
                                                                                      1999
                                                 For the year ended               inception of
                                                    December 31,                   development
                                        -------------------------------------
                                               2004               2003                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            9,832                300              14,038
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (9,832) $            (300)  $         (14,038)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================























   The accompanying notes are an integral part of these financial statements.

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE July 2, 1997 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at July 2, 1997 (inception)
                                                          -  $            - $           -  $            - $              -
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                      1,000,000          1,000             -          (1,100)

Net Loss                                                  -              -             -            (100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                      1,000,000          1,000             -          (1,200)                -

Capital contributed by shareholder                        -              -           350               -                 -
Net Loss                                                  -              -             -               -              (150)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                      1,000,000          1,000           350          (1,200)             (150)

Capital contributed by shareholder                        -              -         1,450               -                 -
Net Loss                                                  -              -             -               -            (1,450)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2000                      1,000,000          1,000         1,800          (1,200)           (1,600)
Capital contributed by shareholder                        -              -         1,788               -                 -
Net Loss                                                  -              -             -               -            (2,006)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2001                      1,000,000          1,000         3,588          (1,200)           (3,606)

Net Loss                                                  -              -             -               -              (300)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2002                      1,000,000          1,000         3,588          (1,200) (3,906)

Net Loss                                                  -              -             -               -              (300)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2003                      1,000,000          1,000         3,588          (1,200)           (4,206)

Net Loss                                                  -              -             -               -            (9,832)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2004                $     1,000,000  $       1,000  $      3,588   $      (1,200) $        (14,038)
                                            ===============  =============  ============   =============  ================

   The accompanying notes are an integral part of these financial statements.

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                   For the years ended              Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (9,832) $             (300) $          (14,038)
Increase (Decrease) in Accounts Payable                               9,832                 300              10,450
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -              (3,588)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                        -                   -               3,588
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -               3,588
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                        The accompanying notes are an integral part of these financial statements.

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $9,800 and $300 for the year ended December 31, 2004 and 2003 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on July 2, 1997. The Company ceased all operating activities during the period from July 2, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                              ------              ------
                                                           (Numerator)
(Denominator) Amount

                                                                   For the year ended December 31, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (9,832)           1,000,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                   For the year ended December 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (300)           1,000,000  $                  -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2004 and 2003 and are thus not considered.

                              IN FULL AFFECT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $15,200 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - COMMITMENTS

         As of December 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                   IN FULL AFFECT, INC.

Dated: March 31, 2005
                                   By  /S/     Daniel L. Hodges
                                   ---------------------------------------------
                                   Daniel L. Hodges
                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2005.

Signatures & Title


/S/     Daniel L. Hodges
Daniel L. Hodges
President, Director
(Principal Executive Officer)