Form 10QSB/A
period 2005-03-31
WESTERN TRANSITIONS, INC
filed 2005-05-20
CIK 1105303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 0-29545

                            Western Transitions, Inc.
                    (Exact name of small business issuer as
                            specified in its charter)

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
                                          ==================  ==================















                             See accompanying notes


                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Cumulative
                                                                   Since October
                                                                     20, 1999
                                                                     Inception
                                   For the three months ended           of
                                            March 31,               development
                              -------------------------------------
                                     2005               2004           stage
                              ------------------  -----------------   ----------
Revenues:                     $              -  $           -   $            -

Expenses:                                    705                300       14,743
                              ------------------  -----------------   ----------

     Net Loss                 $             (705) $            (300)  $ (14,743)
                              ==================  =================  ===========

Basic &
Diluted Loss
 per Share                    $              -   $          -
                              ==================  =================

Weighted Average
Shares Outstanding                     1,000,000          1,000,000
                              ==================  =================


















                             See accompanying notes



                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Cumulative
                                                               since October
                                                                 20, 1999
                          For the three months ended           Inception of
                                   March 31,                    Development
                    -------------------------------------
                            2005                2004               Stage
                    -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                $      (705)    $         (300)    $        (14,743)
Increase (Decrease) in
   Accounts Payable                                300               10,450
                      -----------------  ------------------  ------------------
  Net Cash Used in
  operating activities         (705)                  -              (4,293)
                      -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by
investing activities              -                   -            -
                      -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by
   shareholder                  705                   -               4,293
                      -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities          705                   -               4,293
                      -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents       -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period          -                   -                   -
                      -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period        $       -      $            -      $            -
                      =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                $       -      $            -      $            -
  Franchise and income
     taxes                $       -      $            -      $          500

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

On February 18, 2005, a report was filed on Form 8K reporting incorrectly that the Company had merged with Select Media Communications, Inc., a Wyoming corporation, and that no officers and directors of the Company had been elected. As a result of further due diligence, the Company learned that Select Media Communications, Inc. was the subject of an administrative proceeding instituted by the SEC as the result of its failure to meet its reporting requirements under the Securities
Exchange Act of 1934. AS a result, the proposed merger was abandoned, and there was no change in the officers and directors of the Registrant. The erroneous 8K report of February 18, 2005 was corrected by a form
8K/A report filed on May 2, 2005

On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the Company common stock for each common share outstanding, a total of 452,000 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,452,000 common shares of the Company now outstanding.

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

         3.2      Bylaws (1)

         3.1      Amended Articles of Incorporation (1)

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. A report was filed on February 18, 2005 Reporting that the Registrant had merged with Select Media
Communications, Inc. and that new officers and directors of Registrant had been appointed. This report was in error and was corrected by an amended form 8K/A filed on May 2, 2005.

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

            WESTERN TRANSITIONS, INC. (FORMERLY IN FULL AFFECT, INC.)




/s/ Daniel L. Hodges
-----------------------
Daniel L. Hodges
President/CFO and Director

May 20, 2005