Form 10QSB
period 2005-06-30
WESTERN TRANSITIONS, INC
filed 2005-08-15
CIK 1105303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 2005
                -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                 to
                              --------------    -----------------

                         Commission file number 0-29545

                              WESTERN TRANSITIONS, INC.
    ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

                               Western Transitions, Inc.

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
March 31, 2005 1,000,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                June 30,        December 31,
                                                  2005                2004
                                           ------------------  -----------------
Assets:                                  $                -  $                -
                                           ================== ==================

Liabilities - Accounts Payable           $            1,118  $              818
                                           ------------------  -----------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,452,000 Shares at June 30,
    2005 and 1,000,000 at December 31, 2004          13,452               1,000
  Paid-In Capital                                     3,588               3,588
  Retained Deficit                                   (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                               (16,958)             (4,206)
                                           ------------------  -----------------

     Total Stockholders' Equity                      (1,118)               (818)
                                           ------------------  -----------------

     Total Liabilities and
       Stockholders' Equity                $                -  $              -
                                           ================== ==================


See accompanying notes.










                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Cumulative
                                                             since October
                                                                20, 1999
                                                               Inception
                  For the three months For the six months         of
                    ended June 30,       June 30,              development
                         2005               2005                 stage
                  ------------------  -----------------   -----------------


Revenues:           $         -         $          -       $           -

Expenses:                     -                    -                4,506
                  ------------------  -----------------   -----------------

     Net Loss       $         -          $         -       $       (4,506)
                  ==================  =================   =================

Basic &
Diluted loss
 per share          $         -          $         -       $           -
                  ==================  =================   =================






















                             See accompanying notes.



                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Cumulative
                                                                   since October
                                                                     20, 1999
                               For the six months ended          Inception of
                                      June 30,                    Development
                                        2005                          Stage
                                 -----------------            ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                             $       -                 $         (4,506)
Increase (Decrease)in Accounts Payable       -                              918
                                  ----------------             -----------------
  Net Cash Used in operating activities      -                           (3,588)
                                  ----------------             -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities    -                               -
                                   ----------------            -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder           -                            3,588
                                   ----------------             ----------------
Net Cash Provided by
  Financing Activities                       -                            3,588
                                   ----------------             ----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -
-                   -
Cash and Cash Equivalents
  at Beginning of Period                      -                           -
                                    ----------------            ----------------
Cash and Cash Equivalents
  at End of Period                     $      -                  $        -
                                    ================            ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                             $      -                  $        -
  Franchise and income taxes           $      -                  $         500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes.

                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED June 30, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Western Transitions, Inc., Formerly In Full Affect, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Interim Reporting

         The unaudited financial statements as of March 31, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of he results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on July 2, 1997. The Company ceased all operating activities during the period from July 2, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the Company?s common stock for each common share outstanding, a total of 452,000 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,452,000 common shares of the Company now outstanding.











                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of June 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Loss per Share

         The reconciliations of the numerators and denominators of the Basic loss per share computations are as follows:

                                Income         Shares         Per Share
                              (Numerator)   (Denominator)      Amount
                            -------------- ---------------- ----------------
                                    For the six months ended June 30, 2005
BASIC LOSS PER SHARE
Loss to common shareholders  $           -     13,242,000   $           -
                            =============== ================ ================

                                    For the six months ended June 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders  $           -      1,000,000   $           -
                             ============== ================ ================

         The  effect  of   outstanding   common  stock   equivalents   would
be anti-dilutive for June 30, 2005 and 2004 and are thus not considered.
















                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of  June 30, 2005,  the  Company  had a  net  operating
Loss carryforward for income tax reporting purposes of approximately $5,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.






                              WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of June 30, 2005 all activities of the Company have Been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Quarterly Report contains certain forward-looking Statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market
conditions,  competition  and  pricing. Although   the   Company   believes
that  the   assumptions   underlying the forward-looking   statements
contained  herein  are  reasonable,   any  of  the assumptions could be
inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

         As used herein the term "Company" refers to Western Transitions, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the Company?s common stock for each common share outstanding, a total of 452,000 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,452,000 common shares of the Company now outstanding. AS a result of the merger, the Company?s common shares are now listed for trading on The Pink Sheets under the symbol WTTN.

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the six months ended June 30, 2005 and 2004 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the six months ended June 30, 2005 and 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $-0- for the six month period ended June 30, 2005 and $-0- for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2005, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2004. The Company had a net working capital deficit of $1,118 at June 30, 2005 and December 31, 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the Company?s common stock for each common share outstanding, a total of 452,000 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,452,000 common shares of the Company now outstanding.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None/Not Applicable

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

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 2005.

Western Transitions, Inc.


/s/ Daniel L. Hodges
    ----------------
Daniel L. Hodges
President/CFO and Director

August 13, 2005