Form 10QSB
period 2005-09-30
WESTERN TRANSITIONS, INC
filed 2005-11-22
CIK 1105303

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2005

                         Commission File Number: 0-29545

                            WESTERN TRANSITIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   86-0972630
                                   ----------
                        (IRS Employer Identification No.)

                         2140 West Charleston Boulevard
                                     Suite B
                               Las Vegas, NV 89102
                               -------------------
                    (Address of principal executive offices)

                                 (702) 382-5498
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X   No     .
    ----     ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 21, 2005: 13,272,127 shares of Common Stock were issued and outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                   September 30,   December 31,
                                                       2005            2004
                                                   ------------    ------------

Assets:                                            $         --    $         --
                                                   ============    ============

Liabilities - Accounts Payable                     $      1,118    $        818
                                                   ------------    ------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,452,000 Shares at September 30,
    2005 and 1,000,000 at December 31, 2004              13,452           1,000
  Paid-In Capital                                         3,588           3,588
  Retained Deficit                                       (1,200)         (1,200)
  Deficit Accumulated During the
    Development Stage                                   (16,958)         (4,206)
                                                   ------------    ------------

     Total Stockholders' Equity                          (1,118)           (818)
                                                   ------------    ------------

     Total Liabilities and
       Stockholders' Equity                        $         --    $         --
                                                   ============    ============


                             See accompanying notes.

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Cumulative
                                                                   since October
                                                                     20, 1999
                                                                    Inception
                       For the nine months   For the three months       of
                       ended September 30,    ended September 30,   development
                               2005                  2005              stage
                       -------------------   --------------------   -----------

Revenues:              $                 -   $                  -   $        --

Expenses:                                -                      -         4,506
                       -------------------   --------------------   -----------

     Net Loss          $                 -   $                  -   $    (4,506)
                       ===================   ====================   ===========

Basic & Diluted
     loss  per share   $                 -   $                  -   $        --
                       ===================   ====================   ===========





                             See accompanying notes.

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                             Cumulative
                                                                            since October
                                                                              20, 1999
                                                For the nine months ended   Inception of
                                                       September 30,         Development
                                                           2005                 Stage
                                                -------------------------   ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                        $                       -   $     (4,506)
Increase (Decrease)in Accounts Payable                                  -            918
                                                -------------------------   ------------
  Net Cash Used in operating activities                                 -         (3,588)
                                                -------------------------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities                             -              -
                                                -------------------------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                      -          3,588
                                                -------------------------   ------------
  Net Cash Provided by Financing Activities                             -          3,588
                                                -------------------------   ------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                             -              -
Cash and Cash Equivalents
  at Beginning of Period                                                -              -
                                                -------------------------   ------------
Cash and Cash Equivalents
  at End of Period                              $                       -   $          -
                                                =========================   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                      $                       -   $          -
  Franchise and income taxes                    $                       -   $        500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:  None

                             See accompanying notes.

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED September 30, 2005 AND 2004
                                   (Unaudited)

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

Going Concern
-------------

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

Interim Reporting
-----------------

The unaudited financial statements as of September 30, 2005 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED September 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the common stock of the Company for each common share outstanding, a total of 452,000 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,272,127 common shares of the Company now outstanding.

Nature of Business
------------------

The Company has no products or services as of September 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Loss per Share
--------------

The reconciliations of the numerators and denominators of the Basic loss per share computations are as follows:

                                Income            Shares       Per Share
                              (Numerator)     (Denominator)      Amount
                             --------------------------------------------
                             For the nine months ended September 30, 2005
                                         BASIC LOSS PER SHARE

Loss to common shareholders  $         -       13,272,127      $        -
                             ===========       ==========      ==========

                             For the nine months ended September 30, 2004
                                         BASIC LOSS PER SHARE

Loss to common shareholders  $         -        1,000,000      $        -
                             ===========       ==========      ==========

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2005 and 2004 and are thus not considered.

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED September 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

Concentration of Credit Risk
----------------------------

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

As of September 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,500 that may be offset against future taxable income through 2021.

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

                            WESTERN TRANSITIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED September 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of September 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

     Western Transitions, Inc., ("we, "us," "our," or the "Company"), a Nevada corporation, was incorporated on July 2, 1997. We ceased all operating activities during the period from July 2, 1997 to October 20, 1999 and we were considered dormant. Since October 20, 1999, we have been in the development stage, and have not commenced planned principal operations. We are currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business. We are in the process of attempting to identify and acquire a favorable business opportunity. Our management has reviewed and evaluated a number of business ventures for possible acquisition or participation by us. We have not entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     In this regard, effective November 10, 2005, we signed a non-binding letter of intent with Gotaplay Interactive, Inc., a Nevada corporation based in Seattle, Washington, to acquire all of the outstanding shares of Gotaplay Interactive in exchange for the issuance of 17,020,000 shares of our common stock, representing approximately 55% of our common shares outstanding after the acquisition. The terms of the letter of intent and the proposed transaction were reported in our Form 8-K report filed with the SEC on November 10, 2005.

     On May 16, 2005, we merged with In Full Affect, Inc., a Wyoming corporation. We were the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of our common stock for each common share outstanding (a total of 452,000 common shares) and ten of our common shares for each share of preferred stock of In Full Affect, Inc. then outstanding (a total of 12 million common shares). As a result, we had 13,452,000 common shares outstanding after the merger. Following the merger, our common shares were listed for trading on the Pink Sheets under the symbol "WTTN."

Results of Operations

     Comparison of Results of Operations for the nine month periods ended September 30, 2005 and 2004

     We generated no revenues during the nine month periods ended September 30, 2005 and 2004, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     We incurred no expenses during our nine-month periods ended September 30, 2005 or 2004. Because we did not generate revenues during the nine-month periods ended September 30, 2005 and 2004, the following is our Plan of Operation.

PLAN OF OPERATION

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into various discussions regarding such a business combination, but there is no definitive agreement with any third party as of the date of this Report.

     We have no full time paid employees. Our sole officer and director has agreed to allocate a large portion of his time to our business activities. He anticipates that our business plan can be implemented by his devoting a great deal of time per month to our business affairs.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "PART I, Item 1 - Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of who is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

     As part of our investigation, our officer and director will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, we had no available cash.

     We have been able to limit our general and administrative expenses through services provided by our current and former management on a cost free basis. Our principal place of business has also been provided on a rent free basis.

     Management believes that we have sufficient funds to continue operations through the foreseeable future. Relevant thereto, and subsequent to September 30, 2005, the date of this report, we have undertaken a private offering of our securities. Specifically, we intend to sell up to $400,000 in units, each unit consisting of one share of our common stock and one half common stock purchase warrant, exercisable to purchase one share of our common stock at an exercise price of $1.50, exercisable for a period of one year, unless extended by our Board of Directors, in its sole discretion. As of the date hereof, we have sold an aggregate of 200,000 Units for aggregate proceeds of $200,000. It is anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future, until such time as we are successful in merging with or acquiring assets of a third party.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of September 30, 2005 and 2004. During the nine month period ended September 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management believes that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine-month period ended September 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our sole officer and director (the "Certifying Officer") of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. - None

ITEM 2.  CHANGES IN SECURITIES

     We did not issue any shares of our common stock during the three-month period ended September 30, 2005.

Subsequent Event

     In November 2005, we undertook a private offering of our securities. Specifically, we intend to sell up to $400,000 in units, each unit consisting of one share of our common stock and one half common stock purchase warrant, exercisable to purchase one share of our common stock at an exercise price of $1.50, exercisable for a period of one year, unless extended by our Board of Directors, in its sole discretion. As of the date hereof, we have sold an aggregate of 200,000 Units for aggregate proceeds of $200,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     No matters were submitted to our shareholders for their approval during the three-month period ended September 30, 2005.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of President/Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of President/Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On November 10, 2005, we filed a report on Form 8-K, advising that we had signed a non-binding letter of intent to acquire Gotaplay Interactive, Inc.

     On October 18, 2005, we filed a report on Form 8-K, advising of the change in management and control of our Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2005                WESTERN TRANSITIONS, INC.
                                        (Registrant)



                                        By:      s/Alex Zukovs
                                           -------------------------------------
                                           Alex Zukovs, President, Secretary and
                                           Treasurer