Form 10QSB/A
period 2005-06-30
WESTERN TRANSITIONS, INC
filed 2006-02-22
CIK 1105303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                  --------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 13,272,127


         Transitional Small Business Disclosure Format (check one).
Yes [];  No [X]

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities: Accounts Payable                                                $            1,112  $           10,650
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 13,272,127 Shares at June 30, 2005 and 1,000,000
    Shares at December 31, 2004                                                          13,272               1,000
  Paid-In Capital                                                                         4,293               3,588
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                   (17,477)            (14,038)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (1,112)            (10,650)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================















                             See accompanying notes

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    since October
                                                                                                      20, 1999
                                                                                                      Inception
                              For the three months ended           For the six months ended              of
                                       June 30,                            June 30,                  development
                         ------------------------------------ -----------------------------------
                               2005               2004              2005               2004             stage
                         ----------------- ------------------ -----------------  ---------------- -----------------
Revenues:                $               - $                - $               -  $              - $               -

Expenses:                            2,734                  -             3,439               300            17,477
                         ----------------- ------------------ -----------------  ---------------- -----------------

     Net Loss            $          (2,734)$                - $          (3,439) $           (300)$         (17,477)
                         ================= ================== =================  ================ =================

Basic &
Diluted Loss
 per Share               $               - $                - $               -  $              -
                         ================= ================== =================  ================

Weighted Average
Shares Outstanding               7,608,540          1,000,000         4,323,292         1,000,000
                         ================= ================== =================  ================


















                             See accompanying notes

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the six months ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (3,439) $             (300) $          (17,477)
Increase (Decrease) in Accounts Payable                              (9,538)                300                 912
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                             (12,977)                  -             (16,565)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                      705                   -               4,293
Issuance of Common Stock                                             12,272                   -              12,272
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                               12,977                   -              16,565
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $              500

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On March 30, 2005, In Full Affect Inc. changed its name to Western Transitions, Inc.

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (Continued)

         On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the Company's common stock for each common share outstanding, a total of 272,127 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,272,127 common shares of the Company now outstanding.

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

NOTE 2 - INCOME TAXES

         As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $17,500 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three and six months ended June 30, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales for the three and six months ended June 30, 2005 and 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $2,734 and $0 for the three month period ended June 30, 2005 and 2004 and $3,439 and $300 for the six months ended September 30, 2005 and 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2005, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2004. The Company had a net working capital deficit of $1,112 at June 30, 2005 and $10,650 at December 31, 2004.

         Net stockholders' deficit in the Company was $1,112 as of June 30, 2005 and $10,650 at December 31, 2004.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         On May 16, 2005, the Company merged with In Full Affect, Inc., a Wyoming corporation, with the Company as the surviving entity. In the merger transaction, the common shareholders of In Full Affect, Inc. received one share of the Company's common stock for each common share outstanding, a total of 272,127 common shares, and ten common shares of the Company for each share of preferred stock of In Full Affect, Inc. then outstanding, a total of 12 million common shares of the Company. As a result, there are 13,272,127 common shares of the Company now outstanding.

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

            WESTERN TRANSITIONS, INC. (FORMERLY IN FULL AFFECT, INC.)




/s/ Alan Lomax
Alan Lomax
(Principal Executive Officer and
Principal Financial Officer)


February 17, 2006