Form 10QSB/A
period 2005-09-30
WESTERN TRANSITIONS, INC
filed 2006-02-22
CIK 1105303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                -------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined by Rul 12b-2 of the Exchange Act). Yes [X] No []

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 13,272,127


         Transitional  Small Business  Disclosure Format (check one).
Yes []; No [X]

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,        December 31,
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
                                                                             ==================  ==================















                             See accompanying notes

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                    since October
                                                                                                      20, 1999
                                                                                                      Inception
                              For the three months ended           For the nine months ended             of
                                    September 30,                        September 30,               development
                         ------------------------------------ -----------------------------------
                               2005               2004              2005               2004             stage
                         ----------------- ------------------ -----------------  ---------------- -----------------
Revenues:                $               - $                - $               -  $              - $               -

Expenses:                                -                  -             3,439               300            17,477
                         ----------------- ------------------ -----------------  ---------------- -----------------

     Net Loss            $               - $                - $          (3,439) $           (300)$         (17,477)
                         ================= ================== =================  ================ =================

Basic &
Diluted Loss
 per Share               $               - $                - $               -  $              -
                         ================= ================== =================  ================

Weighted Average
Shares Outstanding              13,272,127          1,000,000         7,338,554         1,000,000
                         ================= ================== =================  ================


















                             See accompanying notes

                            WESTERN TRANSITIONS, INC.
                         (Formerly In Full Affect, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the nine months ended           Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
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

Interim Reporting

         The unaudited financial statements as of September 30, 2005 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

NOTE 4 - COMMITMENTS

         As of September 30, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three and nine months ended September 30, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales for the three and nine months ended September 30, 2005 and 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $0 and $0 for the three month period ended September 30, 2005 and 2004 and $3,439 and $300 for the nine months ended September 30, 2005 and 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2005, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2004. The Company had a net working capital deficit of $1,112 at September 30, 2005 and $10,650 at December 31, 2004.

         Net stockholders' deficit in the Company was $1,112 as of September 30, 2005 and $10,650 at December 31, 2004.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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